Form 10-Q
period 1996-09-30
SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1988-A LTD
filed 1996-11-12
CIK 837753

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

                                       OR

    [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ______________ to _______________

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

                                  (713)874-2700
              (Registrant's telephone number, including area code)

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

                                      INDEX



PART I.    FINANCIAL INFORMATION                                                                               PAGE


      ITEM 1.    Financial Statements

            Balance Sheets

                - September 30, 1996 and December 31, 1995                                                         3

            Statements of Operations

                - Three month and nine month periods ended September 30, 1996 and 1995                             4

            Statements of Cash Flows

                - Nine month periods ended September 30, 1996 and 1995                                             5

            Notes to Financial Statements                                                                          6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                                           8

PART II.    OTHER INFORMATION                                                                                     10


SIGNATURES                                                                                                        11

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1988-A, LTD.
                                 BALANCE SHEETS


                                                                                         September 30,      December 31,
                                                                                             1996               1995
                                                                                       ---------------     ---------------
                                                                                         (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $        1,402       $        1,361
              Nonoperating interests income receivable                                          8,838                6,093
                                                                                       --------------       --------------
                   Total Current Assets                                                        10,240                7,454
                                                                                       --------------       --------------
         Nonoperating interests in oil and gas
              properties, using full cost accounting                                        4,276,995            4,353,214
         Less-Accumulated amortization                                                     (3,699,221)          (3,631,106)
                                                                                       --------------       --------------
                                                                                              577,774              722,108
                                                                                       --------------       --------------
                                                                                       $      588,014       $      729,562
                                                                                       ==============       ==============

         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Accounts payable and accrued liabilities                                 $       62,207       $      182,521
                                                                                       --------------       --------------

         Partners' Capital                                                                    525,807              547,041
                                                                                       --------------       --------------
                                                                                       $      588,014       $      729,562
                                                                                       ==============       ==============



                 See accompanying notes to financial statements.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1988-A, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)





                                                     Three Months Ended                  Nine Months Ended
                                                        September 30,                      September 30,
                                              ---------------------------------  ---------------------------------
                                                      1996            1995            1996             1995
                                              ---------------   ---------------  ---------------   ---------------
REVENUES:
   Income from nonoperating interests         $        30,439   $        29,172  $       108,371   $        87,534
   Interest income                                         17                19               41                43
                                              ---------------   ---------------  ---------------   ---------------
                                                       30,456            29,191          108,412            87,577
                                              ---------------   ---------------  ---------------   ---------------

COSTS AND EXPENSES:
   Amortization                                        21,502            37,692           68,115           192,342
   General and administrative                           7,886            10,209           27,355            22,206
                                              ---------------   ---------------  ---------------   ---------------
                                                       29,388            47,901           95,470           214,548
                                              ---------------   ---------------  ---------------   ---------------
NET INCOME (LOSS)                             $         1,068   $       (18,710) $        12,942   $      (126,971)
                                              ===============   ===============  ===============   ===============



Limited Partners' net income (loss)
   per unit                                   $           .02   $          (.39) $           .27   $         (2.66)
                                              ===============   ===============  ===============   ===============


                 See accompanying note to financial statements.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1988-A, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                           Nine Months Ended
                                                                                              September 30,
                                                                               ----------------------------------------
                                                                                       1996                   1995
                                                                               ---------------          ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (Loss)                                                               $       12,942          $      (126,971)
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Amortization                                                                      68,115                  192,342
      Change in assets and liabilities:
        (Increase) decrease in nonoperating interests income receivable                 (2,745)                  (3,747)
        Increase (decrease) in accounts payable
          and accrued liabilities                                                     (120,314)                   9,988
                                                                               ---------------          ---------------
               Net cash provided by (used in) operating activities                     (42,002)                  71,612
                                                                               ---------------          ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to nonoperating interests in oil and gas properties                      (12,750)                 (14,997)
    Proceeds from sale of nonoperating interests
      in oil and gas properties                                                         88,969                    3,274
                                                                               ---------------          ---------------
               Net cash provided by (used in) investing activities                      76,219                  (11,723)
                                                                               ---------------          ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                     (34,176)                 (59,846)
                                                                               ---------------          ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        41                       43
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         1,361                    1,287
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $        1,402          $         1,330
                                                                               ===============          ===============
Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                    $        6,287          $         7,870
                                                                               ===============          ===============



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

                  The Partnership computes the provision for amortization of oil and gas properties on the units-of-production method. Under this method, the provision is calculated by multiplying the total unamortized cost of oil and gas properties by an overall rate determined by dividing the physical units of oil and gas produced during the period by the total estimated proved oil and gas reserves at the beginning of the period.

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

RESULTS OF OPERATIONS

      The following analysis explains changes in the revenue and expense categories for the quarter ended September 30, 1996 (current quarter) when compared to the quarter ended September 30, 1995 (corresponding quarter), and for the nine months ended September 30, 1996 (current period), when compared to the nine months ended September 30, 1995 (corresponding period).

Three Months Ended September 30, 1996 and 1995

      Income from nonoperating interests increased 4 percent in the current quarter of 1996 when compared to the third quarter in 1995. However, oil and gas sales declined $4,711 or 8 percent in the third quarter of 1996 when compared to the corresponding quarter in 1995, primarily due to decreased gas and oil production. A decline of 33 percent in gas production and 43 percent in oil production had a significant impact on partnership performance. Current quarter gas and oil prices increased 45 percent or $.66/MCF and 35 percent or $5.02/BBL, respectively, partially offsetting the revenue declines.

      Associated amortization expense decreased 14 percent or $3,382.

      The Partnership recorded an additional provision in amortization in the third quarter of 1995 for $12,808 when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value originally paid for oil and gas properties. The additional provision results from the Managing General Partner's determination that the fair market value paid for properties may or may not coincide with reserve valuations determined according to guidelines of the Securities and Exchange Commission.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1988-A, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Nine Months Ended September 30, 1996 and 1995

      Income from nonoperating interests increased 24 percent in the current period of 1996 when compared to the corresponding period in 1995. Oil and gas sales increased $7,050 or 4 percent in the first nine months of 1996 over the corresponding period in 1995. An increase in gas prices of 41 percent or $.59/MCF and in oil prices of 24 percent or $3.34/BBL were major contributing factors to the increased revenues for the period. Also, current period gas and oil production decreased 24 percent and 21 percent, respectively, when compared to the corresponding period in 1995, partially offsetting the effect of increased gas and oil prices.

      Associated amortization expense decreased 15 percent or $12,278.

      The Partnership recorded an additional provision in amortization in the first nine months of 1995 for $111,949 when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value originally paid for oil and gas properties. The additional provision results from the Managing General Partner's determination that the fair market value paid for properties may or may not coincide with reserve valuations determined according to guidelines of the Securities and Exchange Commission.

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


                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1988-A, LTD.
                                               (Registrant)

                                    By:        SWIFT ENERGY COMPANY
                            Managing General Partner


Date:  November 6, 1996             By:        /s/ John R. Alden
       ----------------                        --------------------------------
                                               John R. Alden
                        Senior Vice President, Secretary
                         and Principal Financial Officer

Date:  November 6, 1996             By:        /s/ Alton D. Heckaman, Jr.
       ----------------                        --------------------------------
                                               Alton D. Heckaman, Jr.
                           Vice President, Controller
                        and Principal Accounting Officer