Form 10-Q
period 1997-03-31
SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1988-A LTD
filed 1997-05-14
CIK 837753

                                    FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from _________________ to ____________________

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

                                  (281)874-2700
              (Registrant's telephone number, including area code)

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

                                      INDEX



PART I.    FINANCIAL INFORMATION                                      PAGE
      ITEM 1.    Financial Statements

            Balance Sheets

                - March 31, 1997 and December 31, 1996                  3

            Statements of Operations

                - Three month periods ended March 31, 1997 and 1996     4

            Statements of Cash Flows

                - Three month periods ended March 31, 1997 and 1996     5

            Notes to Financial Statements                               6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                8

PART II.    OTHER INFORMATION                                           9


SIGNATURES                                                             10

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1988-A, LTD.
                                 BALANCE SHEETS



                                                                                          March 31,          December 31,
                                                                                            1997                 1996
                                                                                       --------------       --------------
                                                                                         (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $        1,437       $        1,431
              Nonoperating interests income receivable                                         11,592                7,247
                                                                                       --------------       --------------
                   Total Current Assets                                                        13,029                8,678
                                                                                       --------------       --------------
         Nonoperating interests in oil and gas
              properties, using full cost accounting                                        4,277,015            4,278,691
         Less-Accumulated amortization                                                     (3,735,215)          (3,712,538)
                                                                                       --------------       --------------
                                                                                              541,800              566,153
                                                                                       --------------       --------------
                                                                                       $      554,829       $      574,831
                                                                                       ==============       ==============


         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Payable related to excess costs                                          $       21,567       $       58,306
                                                                                       --------------       --------------

         Partners' Capital                                                                    533,262              516,525
                                                                                       --------------       --------------
                                                                                       $      554,829       $      574,831
                                                                                       ==============       ==============


                 See accompanying notes to financial statements.

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1988-A, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                                       Three Months Ended
                                                                                             March 31,
                                                                                 ---------------------------------
                                                                                       1997               1996
                                                                                 ---------------   ---------------
         REVENUES:
             Income from nonoperating interests                                  $        62,356   $        30,010
             Interest income                                                                   6                 6
                                                                                 ---------------   ---------------
                                                                                          62,362            30,016
                                                                                 ---------------   ---------------
         COSTS AND EXPENSES:
             Amortization                                                                 22,677            21,621
             General and administrative                                                    9,150             9,914
                                                                                 ---------------   ---------------
                                                                                          31,827            31,535
                                                                                 ---------------   ---------------
         NET INCOME (LOSS)                                                       $        30,535   $        (1,519)
                                                                                 ===============   ===============


         Limited Partners' net income (loss)
             per unit

         March 31, 1997                       $           .64
                                              ===============
         March 31, 1996                       $          (.03)
                                              ===============


                 See accompanying note to financial statements.

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1988-A, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                            Three Months Ended
                                                                                                March 31,
                                                                                ---------------------------------------
                                                                                         1997                 1996
                                                                                ----------------        ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (loss)                                                               $         30,535        $        (1,519)
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Amortization                                                                        22,677                 21,621
      Change in assets and liabilities:
        (Increase) decrease in nonoperating interests income receivable                   (4,345)               (14,542)
        Increase (decrease) in accounts payable
          and accrued liabilities                                                             --                  7,760
                                                                                ----------------        ---------------
               Net cash provided by (used in) operating activities                        48,867                 13,320
                                                                                ----------------        ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to nonoperating interests
       in oil and gas properties                                                              --                 (4,141)
    Proceeds from sale of nonoperating interests
       in oil and gas properties                                                           1,676                     --
    Increase (decrease) in payable related to excess costs                               (36,739)                    --
                                                                                ----------------        ---------------
               Net cash provided by (used in) investing activities                       (35,063)                (4,141)
                                                                                ----------------        ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                       (13,798)                (9,173)
                                                                                ----------------        ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                           6                      6
                                                                                ----------------        ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                           1,431                  1,361
                                                                                ----------------        ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $          1,437        $         1,367
                                                                                ================        ===============
Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                    $            437        $         3,351
                                                                                ================        ===============


                 See accompanying notes to financial statements.

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1988-A, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)  General Information -

                  The financial statements included herein have been prepared by the Partnership and are unaudited except for the balance sheet at December 31, 1996 which has been taken from the audited financial statements at that date. The financial statements reflect adjustments, all of which were of a normal recurring nature, which are, in the opinion of the managing general partner necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Partnership believes adequate disclosure is provided by the information presented. The financial statements should be read in conjunction with the audited financial statements and the notes included in the latest Form 10-K.

(2)  Organization and Terms of Partnership Agreement -

                  Swift Energy Managed Pension Assets Partnership 1988-A, Ltd., a Texas limited partnership ("the Partnership"), was formed on June 2, 1988, for the purpose of purchasing net profits interest, overriding royalty interests and royalty interests (collectively, "nonoperating interests") in producing oil and gas properties within the continental United States. Swift Energy Company ("Swift"), a Texas corporation, and VJM Corporation ("VJM"), a California corporation, serve as Managing General Partner and Special General Partner of the Partnership, respectively. The general partners are required to contribute up to 1/99th of limited partner net contributions. The 426 limited partners made total capital contributions of $4,770,363.

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

                  The Partnership entered into a Net Profits and Overriding Royalty Interests Agreement ("NP/OR Agreement") with Swift Energy Income Partners 1988-B, Ltd. ("Operating Partnership"), managed by Swift, for the purpose of acquiring nonoperating interests in producing oil and gas properties. Under terms of the NP/OR Agreement, the Partnership has been conveyed a nonoperating interests in the aggregate net profits (i.e., oil and gas sales net of related operating costs) of the properties acquired equal to its proportionate share of the property acquisition costs.

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

RESULTS OF OPERATIONS

     Income from nonoperating interests increased 108 percent in the first quarter of 1997 when compared to the same quarter in 1996. Oil and gas sales increased $21,716 or 35 percent in the first quarter of 1997 when compared to the same period in 1996, primarily due to increased gas and oil prices. An increase in gas prices of 74 percent or $1.29/MCF and in oil prices of 24 percent or $3.69/BBL had a significant impact on partnership performance. Current quarter oil production declined 63 percent and gas production declined 2 percent when compared to first quarter 1996 production volumes, partially offsetting the effect of increased gas and oil prices.

     Associated amortization expense increased 5 percent or $1,056.

      During 1997, partnership revenues and costs will be shared between the limited partners and general partners in a 90:10 ratio.

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1988-A, LTD.
                           PART II - OTHER INFORMATION



ITEM 5.    OTHER INFORMATION


                                     -NONE-

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           SWIFT ENERGY MANAGED PENSION
                                           ASSETS PARTNERSHIP 1998-A, LTD..
                                           (Registrant)

                                By:        SWIFT ENERGY COMPANY
                                           Managing General Partner

Date:     May 5, 1997           By:        /s/ John R. Alden
          -----------                      --------------------------------
                                           John R. Alden
                                           Senior Vice President, Secretary
                                           and Principal Financial Officer

Date:     May 5, 1997           By:        /s/ Alton D. Heckaman, Jr.
          -----------                      --------------------------------
                                           Alton D. Heckaman, Jr.
                                           Vice President, Controller
                                           and Principal Accounting Officer