Form 10-Q
period 1997-06-30
SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1988-A LTD
filed 1997-08-12
CIK 837753

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       OR

    [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to _______________

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

                                     INDEX



PART I.    FINANCIAL INFORMATION                                                                 PAGE
      ITEM 1.    Financial Statements

            Balance Sheets

                - June 30, 1997 and December 31, 1996                                              3

            Statements of Operations

                - Three month and six month periods ended June 30, 1997 and 1996                   4

            Statements of Cash Flows

                - Six month periods ended June 30, 1997 and 1996                                   5

            Notes to Financial Statements                                                          6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                           8

PART II.    OTHER INFORMATION                                                                     10


SIGNATURES                                                                                        11

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1988-A, LTD.
                                 BALANCE SHEETS


                                                                                          June 30,           December 31,
                                                                                            1997                 1996
                                                                                       --------------       --------------
                                                                                        (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $       72,743       $        1,431
              Nonoperating interests income receivable                                         13,635                7,247
                                                                                       --------------       --------------
                   Total Current Assets                                                        86,378                8,678
                                                                                       --------------       --------------
         Nonoperating interests in oil and gas
              properties, using full cost accounting                                        4,177,862            4,278,691
         Less-Accumulated amortization                                                     (3,749,616)          (3,712,538)
                                                                                       --------------       --------------
                                                                                              428,246              566,153
                                                                                       --------------       --------------
                                                                                       $      514,624       $      574,831
                                                                                       ==============       ==============


         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Payable related to excess costs                                          $        2,841       $       58,306
                                                                                       --------------       --------------

         Partners' Capital                                                                    511,783              516,525
                                                                                       --------------       --------------
                                                                                       $      514,624       $      574,831
                                                                                       ==============       ==============


                 See accompanying notes to financial statements.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1988-A, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                        Three Months Ended                Six Months Ended
                                                            June 30,                          June 30,
                                              ---------------------------------  ---------------------------------
                                                    1997             1996             1997                1996
                                              ---------------   ---------------  ---------------   ---------------
REVENUES:
   Income from nonoperating interests         $        24,286   $        47,922  $        86,642   $        77,932
   Interest income                                        422                18              428                24
                                              ---------------   ---------------  ---------------   ---------------
                                                       24,708            47,940           87,070            77,956
                                              ---------------   ---------------  ---------------   ---------------

COSTS AND EXPENSES:
   Amortization                                        14,401            24,992           37,078            46,613
   General and administrative                           8,522             9,554           17,672            19,469
                                              ---------------   ---------------  ---------------   ---------------
                                                       22,923            34,546           54,750            66,082
                                              ---------------   ---------------  ---------------   ---------------
NET INCOME (LOSS)                             $         1,785   $        13,394  $        32,320    $       11,874
                                              ===============   ===============  ===============    ==============



Limited Partners' net income (loss)
   per unit                                   $           .04   $           .28  $           .68   $           .25
                                              ===============   ===============  ===============   ===============


                 See accompanying notes to financial statements.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1988-A, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                            Six Months Ended
                                                                                                June 30,
                                                                                ---------------------------------------
                                                                                     1997                     1996
                                                                                --------------          ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (loss)                                                               $       32,320          $        11,874
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Amortization                                                                      37,078                   46,613
      Change in assets and liabilities:
        (Increase) decrease in nonoperating interests income receivable                 (6,388)                 (22,533)
        Increase (decrease) in accounts payable
          and accrued liabilities                                                           --                  (75,381)
                                                                                --------------          ---------------
      Net cash provided by (used in) operating activities                               63,010                  (39,427)
                                                                                --------------          ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to nonoperating interests in oil and gas properties                           --                   (4,461)
    Proceeds from sales of nonoperating interests
      in oil and gas properties                                                        100,829                   63,315
    Increase (decrease) in payable related to excess costs                             (55,465)                      --
                                                                                --------------          ---------------
      Net cash provided by (used in) investing activities                               45,364                   58,854
                                                                                --------------          ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                     (37,062)                 (19,403)
                                                                                --------------          ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    71,312                       24
                                                                                --------------          ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         1,431                    1,361
                                                                                --------------          ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $       72,743          $         1,385
                                                                                ==============          ===============
Supplemental disclosure of cash flow information:
   Cash paid during the period for interest                                     $          437          $         5,729
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

RESULTS OF OPERATIONS

      The following analysis explains changes in the revenue and expense categories for the quarter ended June 30, 1997 (current quarter) when compared to the quarter ended June 30, 1996 (corresponding quarter), and for the six months ended June 30, 1997 (current period), when compared to the six months ended June 30, 1996 (corresponding period).

Three Months Ended June 30, 1997 and 1996

      Income from nonoperating interests decreased 49 percent in the second quarter of 1997 when compared to the same quarter in 1996. Oil and gas sales declined $38,515 or 52 percent in the second quarter of 1997 when compared to the corresponding quarter in 1996, primarily due to decreased gas and oil production. A decline of 34 percent in gas production and 68 percent in oil production had a significant impact on partnership performance. Also, current quarter gas prices decline 18 percent or $.41/MCF when compared to second quarter 1996 gas prices, further contributing to decreased revenues.

      Associated amortization expense decreased 42 percent or $10,591.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1988-A, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Six Months Ended June 30, 1997 and 1996

      Income from nonoperating interests increased 11 percent in the current period when compared to the corresponding period in 1996. However, oil and gas sales decreased $16,798 or 12 percent in the first six months of 1997 over the corresponding period in 1996. A decline of 65 percent in oil production and 18 percent in gas production were major contributing factors to the decreased revenues for the period. Increased gas prices of 28 percent or $.56/MCF partially offset the production declines.

      Associated amortization expense declined 20 percent or $9,535.

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


                                           SWIFT ENERGY MANAGED PENSION
                                           ASSETS PARTNERSHIP 1988-A, LTD..
                                           (Registrant)

                                By:        SWIFT ENERGY COMPANY
                                           Managing General Partner

Date:     August 4, 1997        By:        /s/ John R. Alden
          --------------                   --------------------------------
                                           John R. Alden
                                           Senior Vice President, Secretary
                                           and Principal Financial Officer

Date:     August 4, 1997        By:        /s/ Alton D. Heckaman, Jr.
          --------------                   --------------------------------
                                           Alton D. Heckaman, Jr.
                                           Vice President, Controller
                                           and Principal Accounting Officer