Form 10-Q
period 1997-09-30
SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1988-A LTD
filed 1997-11-12
CIK 837753

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                                       OR

    [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________________ to _________________

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

                                      INDEX



PART I.    FINANCIAL INFORMATION                                                     PAGE
ITEM 1.    Financial Statements

      Balance Sheets

          - September 30, 1997 and December 31, 1996                                   3

      Statements of Operations

          - Three month and nine month periods ended September 30, 1997 and 1996       4

      Statements of Cash Flows

          - Nine month periods ended September 30, 1997 and 1996                       5

      Notes to Financial Statements                                                    6

ITEM 2.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                     9

PART II.    OTHER INFORMATION                                                         11


SIGNATURES                                                                            12

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1988-A, LTD.
                                 BALANCE SHEETS



                                                                                        September 30,        December 31,
                                                                                            1997                 1996
                                                                                       ---------------     ----------------
                                                                                        (Unaudited)

         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $       63,318       $        1,431
              Nonoperating interests income receivable                                         16,514                7,247
                                                                                       ---------------     ----------------
                   Total Current Assets                                                        79,832                8,678
                                                                                       ---------------     ----------------
         Nonoperating interests in oil and gas
              properties, using full cost accounting                                        4,178,549            4,278,691
         Less-Accumulated amortization                                                     (3,760,509)          (3,712,538)
                                                                                       ---------------     ----------------
                                                                                              418,040              566,153
                                                                                       ---------------     ----------------
                                                                                       $      497,872       $      574,831
                                                                                       ===============     ================


         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Payable related to excess costs                                          $        3,088       $       58,306
                                                                                       ---------------     ----------------

         Partners' Capital                                                                    494,784              516,525
                                                                                       ---------------     ----------------
                                                                                       $      497,872       $      574,831
                                                                                       ===============     ================



                 See accompanying notes to financial statements.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1988-A, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                      Three Months Ended                Nine Months Ended
                                                         September 30,                    September 30,
                                              ---------------------------------  ---------------------------------
                                                   1997              1996             1997               1996
                                              ---------------   ---------------  ---------------   ---------------
REVENUES:
   Income from nonoperating interests         $        24,480   $        30,439  $       111,121   $       108,371
   Interest income                                        850                17            1,279                41
                                              ---------------   ---------------  ---------------   ---------------
                                                       25,330            30,456          112,400           108,412
                                              ---------------   ---------------  ---------------   ---------------

COSTS AND EXPENSES:
   Amortization                                        10,893            21,502           47,971            68,115
   General and administrative                           9,264             7,886           26,936            27,355
                                              ---------------   ---------------  ---------------   ---------------
                                                       20,157            29,388           74,907            95,470
                                              ---------------   ---------------  ---------------   ---------------
NET INCOME (LOSS)                             $         5,173   $         1,068  $        37,493   $        12,942
                                              ===============   ===============  ===============   ===============



Limited Partners' net income (loss)
   per unit                                   $           .11   $           .02  $           .79   $           .27
                                              ===============   ===============  ===============   ===============



                 See accompanying notes to financial statements.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1988-A, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                           Nine Months Ended
                                                                                             September 30,
                                                                               ----------------------------------------
                                                                                     1997                    1996
                                                                               ---------------         ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (Loss)                                                               $       37,493          $        12,942
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Amortization                                                                      47,971                   68,115
      Change in assets and liabilities:
        (Increase) decrease in nonoperating interests income receivable                 (9,267)                  (2,745)
        Increase (decrease) in accounts payable
          and accrued liabilities                                                           --                 (120,314)
                                                                               ---------------          ---------------
               Net cash provided by (used in) operating activities                      76,197                  (42,002)
                                                                               ---------------          ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to nonoperating interests in oil and gas properties                           --                  (12,750)
    Proceeds from sale of nonoperating interests
      in oil and gas properties                                                        100,142                   88,969
    Increase (decrease) in payable related to excess costs                             (55,218)                      --
                                                                               ---------------          ---------------
               Net cash provided by (used in) investing activities                      44,924                   76,219
                                                                               ---------------          ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                     (59,234)                 (34,176)
                                                                               ---------------          ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    61,887                       41
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         1,431                    1,361
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $       63,318          $         1,402
                                                                               ===============          ===============
Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                    $          437          $         6,287
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

(3)  Significant Accounting Policies -

      Use of Estimates --

                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from estimates. Certain reclassifications have been made to prior year amounts to conform to the present year presentation.

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

RESULTS OF OPERATIONS

      The following analysis explains changes in the revenue and expense categories for the quarter ended September 30, 1997 (current quarter) when compared to the quarter ended September 30, 1996 (corresponding quarter), and for the nine months ended September 30, 1997 (current period), when compared to the nine months ended September 30, 1996 (corresponding period).

Three Months Ended September 30, 1997 and 1996

      Income from nonoperating interests decreased 20 percent in the current quarter of 1997 when compared to the third quarter in 1996. Oil and gas sales declined $23,318 or 41 percent in the third quarter of 1997 when compared to the corresponding quarter in 1996, primarily due to decreased gas and oil production. A decline of 36 percent in gas production and 98 percent in oil production had a significant impact on partnership performance. Also, current quarter oil prices declined 60 percent or $11.61/BBL when compared to third quarter 1996 oil prices, further contributing to decreased revenues.

      Associated amortization expense decreased 49 percent or $10,609.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1988-A, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Nine Months Ended September 30, 1997 and 1996

      Income from nonoperating interests increased 3 percent in the current period of 1997 when compared to the corresponding period in 1996. However, oil and gas sales decreased $40,117 or 21 percent in the first nine months of 1997 over the corresponding period in 1996. A decline of 23 percent in gas production and 73 percent in oil production were major contributing factors to the increased revenues for the period. Increased gas prices of 21 percent or $.43/MCF partially offset the production declines.

      Associated amortization expense declined 30 percent or $20,144.

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


                                         SWIFT ENERGY MANAGED PENSION
                                         ASSETS PARTNERSHIP 1988-A, LTD..
                                         (Registrant)

                              By:        SWIFT ENERGY COMPANY
                                         Managing General Partner


Date:  November 4, 1997       By:        /s/ John R. Alden
       ----------------                  --------------------------------------
                                         John R. Alden
                                         Senior Vice President, Secretary
                                         and Principal Financial Officer

Date:  November 4, 1997       By:        /s/ Alton D. Heckaman, Jr.
       ----------------                  --------------------------------------
                                         Alton D. Heckaman, Jr.
                                         Vice President, Controller
                                         and Principal Accounting Officer