Form 10-Q
period 1998-06-30
SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1988-A LTD
filed 1998-08-13
CIK 837753

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       OR

    [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to ______________

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

                                 Yes  X    No
                                     ---

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1988-A, LTD.

                                      INDEX



PART I.    FINANCIAL INFORMATION                                                        PAGE
      ITEM 1.    Financial Statements

            Balance Sheets

                - June 30, 1998 and December 31, 1997                                    3

            Statements of Operations

                - Three month and six month periods ended June 30, 1998 and 1997         4

            Statements of Cash Flows

                - Six month periods ended June 30, 1998 and 1997                         5

            Notes to Financial Statements                                                6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                 9

PART II.    OTHER INFORMATION                                                           11


SIGNATURES                                                                              12

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1988-A, LTD.
                                 BALANCE SHEETS



                                                                                          June 30,           December 31,
                                                                                            1998                 1997
                                                                                       ---------------     ----------------
                                                                                         (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $       23,044       $       71,415
              Nonoperating interests income receivable                                         16,112               12,751
                                                                                       ---------------     ----------------
                  Total Current Assets                                                         39,156               84,166
                                                                                       ---------------     ----------------
         Nonoperating interests in oil and gas
              properties, using full cost accounting                                        4,167,317            4,165,820
         Less-Accumulated amortization                                                     (3,787,045)          (3,769,416)
                                                                                       ---------------     ----------------
                                                                                              380,272              396,404
                                                                                       ---------------     ----------------
                                                                                       $      419,428       $      480,570
                                                                                       ===============     ================


         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Accounts Payable                                                         $        8,457       $        2,571
                                                                                       ---------------     ----------------


         Limited Partners' Capital (47,703.63 Limited Partnership Units;
                                   $100 per unit)                                             403,967              465,207
         General Partners' Capital                                                              7,004               12,792
                                                                                       ---------------     ----------------
                  Total Partners' Capital                                                     410,971              477,999
                                                                                       ---------------     ----------------
                                                                                       $      419,428       $      480,570
                                                                                       ===============     ================


                 See accompanying notes to financial statements.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1988-A, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)





                                                     Three Months Ended                  Six Months Ended
                                                          June 30,                           June 30,
                                              ---------------------------------  ---------------------------------
                                                   1998              1997             1998              1997
                                              ---------------   ---------------  ---------------   ---------------
REVENUES:
   Income from nonoperating interests         $        13,011   $        24,286  $        25,140   $        86,642
   Interest income                                        481               422            1,281               428
                                              ---------------   ---------------  ---------------   ---------------
                                                       13,492            24,708           26,421            87,070
                                              ---------------   ---------------  ---------------   ---------------

COSTS AND EXPENSES:
   Amortization                                         8,704            14,401           17,629            37,078
   General and administrative                           6,838             8,522           19,538            17,672
                                              ---------------   ---------------  ---------------   ---------------
                                                       15,542            22,923           37,167            54,750
                                              ---------------   ---------------  ---------------   ---------------
NET INCOME (LOSS)                             $        (2,050)  $         1,785  $       (10,746)   $       32,320
                                              ===============   ===============  ===============   ===============



Limited Partners' net income (loss)
   per unit                                   $          (.04)  $           .04  $          (.23)  $           .68
                                              ===============   ===============  ===============   ===============


                 See accompanying notes to financial statements.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1988-A, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                           Six Months Ended
                                                                                               June 30,
                                                                               ----------------------------------------
                                                                                     1998                    1997
                                                                               ---------------          ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (loss)                                                               $      (10,746)         $        32,320
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Amortization                                                                      17,629                   37,078
      Change in assets and liabilities:
        (Increase) decrease in nonoperating interests income receivable                 (3,361)                  (6,388)
        Increase (decrease) in accounts payable                                          5,886                  (55,465)
                                                                               ---------------          ---------------
      Net cash provided by (used in) operating activities                                9,408                    7,545
                                                                               ---------------          ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to nonoperating interests in oil and gas properties                       (1,497)                      --
    Proceeds from sales of nonoperating interests in oil and gas properties                 --                  100,829
                                                                               ---------------          ---------------
      Net cash provided by (used in) investing activities                               (1,497)                 100,829
                                                                               ---------------          ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                     (56,282)                 (37,062)
                                                                               ---------------          ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   (48,371)                  71,312
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                        71,415                    1,431
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $       23,044          $        72,743
                                                                               ===============          ===============
Supplemental disclosure of cash flow information:
   Cash paid during the period for interest                                     $           --          $           437
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

       Nonoperating Interests in Oil and Gas Properties --

                  The Partnership accounts for its ownership interest in oil and gas properties using the proportionate consolidation method, whereby the Partnership's share of assets, liabilities, revenues and expenses is included in the appropriate classification in the financial statement.

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

LIQUIDITY AND CAPITAL RESOURCES

      Oil and gas reserves are depleting assets and therefore often experience significant production declines each year from the date of acquisition through the end of the life of the property. The primary source of liquidity to the Partnership comes almost entirely from the income generated from the sale of oil and gas produced from ownership interests in oil and gas properties. Net cash provided by operating activities totaled $9,408 and $7,545 for the six months ended June 30, 1998 and 1997, respectively. This source of liquidity and the related results of operations, and in turn cash distributions, will decline in future periods as the oil and gas produced from these properties also declines while production and general and administrative costs remain relatively stable making it unlikely that the Partnership will hold the properties until they are fully depleted, but will likely liquidate when a substantial majority of the reserves have been produced. Cash provided by property sale proceeds totaled $100,829 for the six months ended June 30, 1997. The Partnership has expended all of the partners' net commitments available for property acquisitions and development by acquiring producing oil and gas properties. The partnership invests primarily in proved producing properties with nominal levels of future costs of development for proven but undeveloped reserves. Significant purchases of additional reserves or extensive drilling activity are not anticipated. Cash distributions totaled $56,282 and $37,062 for the six months ended June 30, 1998 and 1997, respectively.

      Under the NP/OR Agreement, the Managing General Partner acquires interests in oil and gas properties from outside parties and sells these interests to an affiliated operating partnership, who in turn creates and sells to the Partnership nonoperating interests in these same oil and gas properties.

RESULTS OF OPERATIONS

      The following analysis explains changes in the revenue and expense categories for the quarter ended June 30, 1998 (current quarter) when compared to the quarter ended June 30, 1997 (corresponding quarter), and for the six months ended June 30, 1998 (current period), when compared to the six months ended June 30, 1997 (corresponding period).

Three Months Ended June 30, 1998 and 1997

      Income from nonoperating interests decreased 46 percent in the second quarter of 1998 when compared to the same quarter in 1997. Oil and gas sales declined $14,111 or 40 percent in the second quarter of 1998 when compared to the corresponding quarter in 1997, primarily due to decreased gas and oil production. Gas production decreased 35 percent and oil production declined 72 percent. The decrease in production volumes had a significant impact on partnership performance. The partnership's sale of several properties in 1997 had an impact on 1998 partnership production volumes. Also, current quarter oil prices declined 38 percent or $6.26/BBL, further contributing to decreased revenues.
                                       9

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1988-A, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


      Associated amortization expense decreased 40 percent or $5,697 in 1998 compared to second quarter 1997, also related to the decline in production volumes.

Six Months Ended June 30, 1998 and 1997

      Income from nonoperating interests decreased 71 percent in the first six months of 1998 when compared to the same period in 1997. Oil and gas sales declined $77,443 or 65 percent in the first six months of 1998 when compared to the corresponding period in 1997, primarily due to decreased gas and oil production. Gas production decreased 48 percent and oil production declined 72 percent. The decrease in production volumes had a significant impact on partnership performance. The partnership's sale of several properties in 1997 had an impact on 1998 partnership production volumes. Also, current period gas and oil prices declined 32 percent or $.81/MCF and 27 percent or $4.86/BBL, further contributing to decreased revenues.

      Associated amortization expense decreased 52 percent or $19,449 in 1998 compared to the first six months of 1997, also related to the decline in production volumes.

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

Date:     August 4, 1998       By:        /s/ John R. Alden
          --------------                  --------------------------------
                                          John R. Alden
                                          Senior Vice President, Secretary
                                          and Principal Financial Officer

Date:     August 4, 1998       By:        /s/ Alton D. Heckaman, Jr.
          --------------                  --------------------------------
                                          Alton D. Heckaman, Jr.
                                          Vice President, Controller
                                          and Principal Accounting Officer